Form 10-K/A
period 2007-12-31
LB-UBS Commercial Mortgage Trust 2007-C7
filed 2008-03-28
CIK 1414315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to

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

Structured Asset Securities Corporation II

March 28, 2008	/s/ Kenneth Cohen
By: Kenneth Cohen
Title: Managing Director
Senior Officer in Charge of Securitization of the Depositor

Structured Asset Securities Corporation II

/s/ Paul A. Hughson
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